Form 10-Q
period 1995-03-31
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1995-05-12
CIK 814414

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


              [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  March 31, 1995

                                          OR

              [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to _____________

                           Commission File number  0-17023


                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                (Exact name of registrant as specified in its charter)


                         Texas                      76-0208087
             (State or other jurisdiction        (I.R.S. Employer
                   of organization)             Identification No.)


                          16825 Northchase Drive, Suite 400
                                 Houston, Texas 77060
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (713)874-2700
                 (Registrant's telephone number, including area code)

                                         None
           (Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X      No_____

                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                                        INDEX




          PART I.    FINANCIAL INFORMATION                             PAGE


                ITEM 1.    Financial Statements

                      Balance Sheets

                      - March 31, 1995 and December 31, 1994              3

                      Statements of Operations

                      - Three month periods ended March 31,
                        1995 and 1994                                     4

                      Statements of Cash Flows

                      - Three month periods ended March 31,
                        1995 and 1994                                     5

                      Notes to Financial Statements                       6

                ITEM 2.    Management's Discussion and Analysis
                           of Financial Condition and
                           Results of Operations                          7

          PART II.    OTHER INFORMATION                                   8


          SIGNATURES                                                      9

                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                    BALANCE SHEETS


                                                                             March 31,                December 31,
                                                                             1995                     1994
                                                                             __________               __________
                                                                             (Unaudited)

                 ASSETS:
                          Current Assets:
                               Cash and cash equivalents                     $     1,521              $     1,468
                               Oil and gas sales receivable                      187,573                  223,434
                                                                             ___________              ___________
                                    Total Current Assets                         189,094                  224,902
                                                                             ___________              ___________
                          Oil and Gas Properties, using full cost
                               accounting                                     13,074,809               13,030,737
                          Less-Accumulated depreciation, depletion
                               and amortization                               (9,767,653)              (9,511,869)
                                                                             ___________              ___________
                                                                               3,307,156                3,518,868
                                                                             ___________              ___________
                                                                             $ 3,496,250              $ 3,743,770
                                                                             ===========              ===========

                          LIABILITIES AND PARTNERS' CAPITAL:

                          Current Liabilities:
                              Accounts payable and accrued liabilities       $   435,418              $   414,932
                              Current portion of note payable                    100,000                  100,000
                                                                             ___________              ___________
                                    Total Current Liabilities                    535,418                  514,932

                          Note payable to a Bank, net
                              of current portion                                      --                   25,000

                          Deferred Revenues                                      142,253                  142,996

                          Partners' Capital                                    2,818,579                3,060,842
                                                                             ___________              ___________
                                                                             $ 3,496,250              $ 3,743,770
                                                                             ===========              ===========

                                See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     _________________________________
                                                                                     1995             1994
                                                                                     ___________      ____________

                 REVENUES:
                     Oil and gas sales                                               $   198,528      $   229,607
                     Interest income                                                           7                3
                     Other                                                                 2,672            2,028
                                                                                     ___________      ___________
                                                                                         201,207          231,638
                                                                                     ___________      ___________
                 COSTS AND EXPENSES:
                     Lease operating                                                      86,560           97,143
                     Production taxes                                                     10,955           15,679
                     Depreciation, depletion
                       and amortization -
                          Normal provision                                                78,558           82,264
                          Additional provision                                           177,226               --
                     General and administrative                                           20,241           23,048
                     Interest expense                                                      6,040            7,130
                                                                                     ___________      ___________
                                                                                         379,580          225,264
                                                                                     ___________      ___________
                 NET INCOME (LOSS)                                                   $  (178,373)     $     6,374
                                                                                     ===========      ===========

                 Limited Partners' net income (loss)
                          per unit

                                  March 31, 1995   $(12.63)
                                                   =======
                                  March 31, 1994   $   .45
                                                   =======

                    See accompanying note to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                              Three Months Ended March 31,
                                                                                              ________________________________
                                                                                              1995             1994
                                                                                              _____________    ______________

                 CASH FLOWS FROM OPERATING ACTIVITIES:
                     Income (loss)                                                            $  (178,373)     $    6,374
                     Adjustments to reconcile income (loss) to
                       net cash provided by operations:
                       Depreciation, depletion and amortization                                   255,784          82,264
                       Deferred revenues                                                             (743)         27,708
                       Change in assets and liabilities:
                         (Increase) decrease in oil and gas sales receivable                       35,861          26,874
                         Increase (decrease) in accounts payable
                           and accrued liabilities                                                 20,486         (49,849)
                                                                                              ___________      __________
                                 Net cash provided by (used in) operating activities              133,015          93,371
                                                                                              ___________      __________
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                     Additions to oil and gas properties                                          (44,072)        (45,754)
                     Proceeds from sales of oil and gas properties                                     --          43,717
                                                                                              ___________      __________
                                 Net cash provided by (used in) investing activities              (44,072)         (2,037)
                                                                                              ___________      __________
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                     Cash distributions to partners                                               (63,890)        (66,243)
                     Payment on notes payable                                                     (25,000)        (25,000)
                                                                                              ___________      __________
                                 Net cash provided by (used in) financing activities              (88,890)        (91,243)
                                                                                              ___________      __________
                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  53              91
                                                                                              ___________      __________
                 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,468           1,180

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     1,521      $    1,271
                                                                                              ===========      ==========

                 Supplemental disclosure of cash flow information:
                     Cash paid during the period for interest                                 $     2,954      $    4,112
                                                                                              ===========      ==========

                   See accompanying notes to financial statements.

                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)



          (1)  General Information -

                    The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the Managing General Partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

          (2)  Deferred Revenues -

                    Deferred Revenues represent a gas imbalance liability assumed as part of property acquisitions. The imbalance is accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to deferred revenues.

          (3)  Concentrations of Credit Risk -

                    The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


          General

               The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After Partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase.
          During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated Partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

          Liquidity and Capital Resources

               The Partnership has completed acquisition of producing oil and gas properties, expending all of limited partners' commitments available for property acquisitions.

               The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

          Results of Operations

               Oil and gas sales declined $31,079 or 14 percent in the first quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 36 percent or $.74/MCF had a significant impact on Partnership performance. Also, current quarter oil production declined 14 percent when compared to first quarter 1994 production volumes, further contributing to decreased revenues. Increased oil prices of 61 percent or $6.18/BBL partially offset the revenue declines.

               Associated depreciation expense decreased 5 percent or $3,706.

               The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1995 for $177,226 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

               During 1995, Partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                             PART II - OTHER INFORMATION


          ITEM 5.    OTHER INFORMATION


                                        -NONE-

                                      SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT ENERGY INCOME
                                        PARTNERS 1986-D, LTD.
                                        (Registrant)

                                        By:  SWIFT ENERGY COMPANY
                                             Managing General Partner

          Date:     May 12, 1995        By:  /s/ John R. Alden
               _____________________         ______________________
                                             John R. Alden
                                             Senior Vice President,
                                             Secretary
                                             and Principal Financial
                                             Officer

          Date:     May 12, 1995        By:  /s/ Alton D. Heckaman, Jr.
               _____________________         ______________________
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting
                                             Officer