Form 10-Q
period 1995-06-30
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1995-08-14
CIK 814414

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  June 30, 1995

                                          OR

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ____________

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

          Yes  X      No
             _____      _____

                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                                        INDEX




          PART I.    FINANCIAL INFORMATION                          PAGE


            ITEM 1.  Financial Statements

              Balance Sheets

               - June 30, 1995 and December 31, 1994                  3

              Statements of Operations

               - Three month and six month periods ended
                     June 30, 1995 and 1994                           4

              Statements of Cash Flows

                   - Six month periods ended June 30, 1995
                     and 1994                                         5

              Notes to Financial Statements                           6

           ITEM 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                      7

          PART II.    OTHER INFORMATION                               9


          SIGNATURES                                                 10

                      SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                    BALANCE SHEETS



                                                      June 30,            December 31,
                                                        1995                1994
                                                   ____________          ______________
                                                    (Unaudited)

            ASSETS:

            Current Assets:
              Cash and cash equivalents               $     1,617           $      1,468
              Oil and gas sales receivable                207,377                223,434
                                                      ___________           ____________
                Total Current Assets                      208,994                224,902
                                                      ___________           ____________
            Oil and Gas Properties, using
                full cost accounting                   13,075,832             13,030,737
              Less-Accumulated depreciation,
                depletion and amortization            (10,129,071)            (9,511,869)
                                                      ___________           ____________
                                                        2,946,761              3,518,868
                                                      ___________           ____________
                                                       $3,155,755            $ 3,743,770
                                                      ===========           ============


            LIABILITIES AND PARTNERS' CAPITAL:

            Current Liabilities:
                Accounts payable and accrued
                  liabilities                          $   429,680            $   414,932
                Current portion of note payable             75,000                100,000
                                                      _____________         _____________

                      Total Current Liabilities            504,680                514,932
                                                        __________             __________

            Note payable to a Bank, net
                of current portion                            --                   25,000

            Deferred Revenues                              145,576                142,996

            Partners' Capital                            2,505,499              3,060,842
                                                        __________             __________
                                                        $3,155,755             $3,743,770
                                                        ==========             ==========

                            See accompanying notes to financial statements.

                               SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                       STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                        __________________________     ___________________

                                           1995            1994         1995        1994
                                        ___________    ___________  __________  __________


            REVENUES:
               Oil and gas sales        $   219,896    $  291,519   $  418,423   $ 521,127
               Interest income                   80             9           87          12
               Other                          2,725         2,355        5,398       4,383
                                        ___________    __________   __________   _________
                                            222,701       293,883      423,908     525,522
                                        ____________   __________   __________   _________

            COSTS AND EXPENSES:
               Lease operating               86,109        66,424      172,669     163,568
               Production taxes              12,519        16,077       23,474      31,755
               Depreciation, depletion
                  and amortization -
                     Normal provision        77,503        90,951      156,061     173,215
                     Additional provision   283,915          --        461,141          --
               General and administrative    23,272        41,383       43,514      64,431
               Interest expense              13,612         7,112       19,652      14,242
                                         __________    __________    _________   _________

                                            496,930       221,947      876,511     447,211

            NET INCOME (LOSS)            $ (274,229)   $   71,936    $(452,603)  $  78,311
                                         ==========    ==========    =========   =========


            Limited Partners' net income
              (loss) per unit            $   (19.42)   $     5.09    $  (32.05)  $    5.55
                                         ===========   ==========    =========== =========

                            See accompanying note to financial statements.

                               SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                  Six Months Ended

                                                                       June 30,
                                                              ___________________________
                                                                   1995            1994
                                                              _____________   ___________

            CASH FLOWS FROM OPERATING ACTIVITIES:
                Income (loss)                                 $  (452,603)     $   78,311
                Adjustments to reconcile income
                  (loss) to net cash provided by
                  operations:
                  Depreciation, depletion and
                    amortization                                  617,202         173,215
                  Deferred revenues                                 2,580          13,001
                  Change in assets and liabilities:
                    (Increase) decrease in oil and
                       gas sales receivable                        16,057         (34,640)
                    Increase (decrease) in accounts
                       payable and accrued liabilities            (14,748)        (20,622)
                                                                  _________       _______
                  Net cash provided by (used in)
                    operating activities                          197,984         209,265
                                                                  ________        _______
            CASH FLOWS FROM INVESTING ACTIVITIES:
                Additions to oil and gas properties               (67,422)        (76,156)
                Proceeds from sales of oil and gas
                  properties                                       22,237          47,604
                                                                  _________       _______
                  Net cash provided by (used in)
                    investing activities                          (45,095)        (28,552)
                                                                  _________       _______
            CASH FLOWS FROM FINANCING ACTIVITIES:
                Cash distributions to partners                   (102,740)       (130,588)
                Payments on note payable                          (50,000)        (50,000)
                                                                 __________       _______
                  Net cash provided by (used in)
                    financing activities                         (152,740)       (180,588)
                                                                 _________       ________
            NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS                                        149             125
                                                                 _________       ________
            CASH AND CASH EQUIVALENTS AT BEGINNING
              OF PERIOD                                             1,468           1,180
                                                                 _________       ________
            CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  1,617        $  1,305
                                                                 ========        ========
            Supplemental disclosure of cash flow
            information:
               Cash paid during the period for interest          $  5,439        $  7,687
                                                                 ========        ========

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

        The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

     RESULTS OF OPERATIONS

        The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1995 (current quarter) when compared to the quarter ended June 30, 1994 (corresponding quarter), and for the six months ended June 30, 1995 (current period), when compared to the six months ended June 30, 1994 (corresponding period).

                     SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Three Months Ended June 30, 1995 and 1994

        Oil and gas sales declined $71,623 or 25 percent in the second quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 27 percent or $.58/MCF had a significant impact on partnership performance. Also, current quarter oil and gas production declined 19 percent and 6 percent, respectively, when compared to second quarter 1994 production volumes, further contributing to decreased revenues. Increased oil prices of 12 percent or $1.81/BBL partially offset the revenue declines.

        Associated depreciation expense decreased 15 percent or $13,448.

        The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1995 for $283,915 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

     Six Months Ended June 30, 1995 and 1994

        Oil and gas sales decreased $102,704 or 20 percent in the first six months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 31 percent or $.66/MCF had a significant impact on partnership performance. Also, current period oil production declined 17 percent when compared to the corresponding period in 1994, further contributing to decreased income. Increased oil prices of 32 percent or $4.00/BBL partially offset the revenue declines.

        Associated depreciation expense decreased 10 percent or $17,154.

        The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 for $461,141 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-D, LTD.
                                             (Registrant)

                                       By:   SWIFT ENERGY COMPANY
                                             Managing General Partner

     Date:     August 11, 1995         By:   /s/ John R. Alden
               _____________________         __________________________________

                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

     Date:     August 11, 1995         By:   /s/ Alton D. Heckaman, Jr.
               _____________________         __________________________________
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-D, LTD.
                                             (Registrant)

                                       By:   SWIFT ENERGY COMPANY
                                             Managing General Partner

     Date:    August 11, 1995          By:
                                             _________________________________
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

     Date:    August 11, 1995          By:
                                             _________________________________
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer