Form 10-Q
period 1995-09-30
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1995-11-14
CIK 814414

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

Yes _X___     No_____

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                                      INDEX




PART I.    FINANCIAL INFORMATION                                            PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

               - September 30, 1995 and December 31, 1994                      3

            Statements of Operations

               - Three month and nine month periods ended
                   September 30, 1995 and 1994                                 4

            Statements of Cash Flows

               - Nine month periods ended September 30, 1995 and 1994          5

            Notes to Financial Statements                                      6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                        7

PART II.    OTHER INFORMATION                                                  9


SIGNATURES                                                                    10

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS


                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1995             1994
                                                                       ------------     ------------
                                                                       (UNAUDITED)
        ASSETS:

        Current Assets:
             Cash and cash equivalents                                 $      1,746     $      1,468
             Oil and gas sales receivable                                   112,094          223,434
                                                                       ------------     ------------
                  Total Current Assets                                      113,840          224,902
                                                                       ------------     ------------
        Oil and Gas Properties, using full cost
             accounting                                                  13,107,922       13,030,737
        Less-Accumulated depreciation, depletion
             and amortization                                           (10,232,380)      (9,511,869)
                                                                       ------------     ------------
                                                                          2,875,542        3,518,868
                                                                       ------------     ------------
                                                                       $  2,989,382     $  3,743,770
                                                                       ============     ============

        LIABILITIES AND PARTNERS' CAPITAL:

        Current Liabilities:
            Accounts payable and accrued liabilities                   $    432,788     $    414,932
            Current portion of note payable                                  50,000          100,000
                                                                       ------------     ------------
                  Total Current Liabilities                                 482,788          514,932
                                                                       ------------     ------------
        Note payable to a Bank, net
            of current portion                                                   --           25,000

        Deferred Revenues                                                   145,114          142,996

        Partners' Capital                                                 2,361,480        3,060,842
                                                                       ------------     ------------
                                                                       $  2,989,382     $  3,743,770
                                                                       ============     ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                      --------------------------   --------------------------
                                          1995          1994           1995          1994
                                      ------------  ------------   ------------  ------------

REVENUES:
   Oil and gas sales                  $    118,103  $    259,608   $    536,527  $    780,734
   Interest income                              46            12            133            24
   Other                                     2,019         2,190          7,416         6,572
                                      ------------  ------------   ------------  ------------
                                           120,168       261,810        544,076       787,330
                                      ------------  ------------   ------------  ------------

COSTS AND EXPENSES:
   Lease operating                          61,713        69,148        234,382       232,715
   Production taxes                          6,009        13,872         29,483        45,627
   Depreciation, depletion
      and amortization -
        Normal provision                    39,003        85,938        195,064       259,153
        Additional provision                64,306            --        525,447            --
   General and administrative               21,581        35,114         65,096        99,544
   Interest expense                         10,841         6,872         30,492        21,114
                                      ------------  ------------   ------------  ------------
                                           203,453       210,944      1,079,964       658,153
                                      ------------  ------------   ------------  ------------
NET INCOME (LOSS)                     $    (83,285) $     50,866   $   (535,888) $    129,177
                                      ============  ============   ============  ============



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                           $      (5.90) $       3.60   $     (37.95) $       9.15
                                      ============  ============   ============  ============









                 SEE ACCOMPANYING NOTE TO FINANCIAL STATEMENTS.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 --------------------------------
                                                                      1995               1994
                                                                 -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                $   (535,888)       $    129,177
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                        720,511             259,153
      Deferred revenues                                                 2,118               7,493
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable           111,340              (4,934)
        Increase (decrease) in accounts payable
          and accrued liabilities                                      17,856             (52,606)
                                                                 ------------        ------------
            Net cash provided by (used in) operating activities       315,937             338,283
                                                                 ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                              (100,441)            (98,708)
    Proceeds from sales of oil and gas properties                      23,256              47,626
                                                                 ------------        ------------
            Net cash provided by (used in) investing activities       (77,185)            (51,082)
                                                                 ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                   (163,474)           (212,033)
    Payments on note payable                                          (75,000)            (75,000)
                                                                 ------------        ------------
            Net cash provided by (used in) financing activities      (238,474)           (287,033)
                                                                 ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      278                 168
                                                                 ------------        ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,468               1,180
                                                                 ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      1,746        $      1,348
                                                                 ============        ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                     $      7,355        $     11,255
                                                                 ============        ============









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

(3)  CONCENTRATION OF CREDIT RISK -

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has completed acquisition of producing oil and gas properties, expending all of the limited partners' commitments available for property acquisitions.

     The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1995 (current quarter) when compared to the quarter ended September 30, 1994 (corresponding quarter), and for the nine months ended September 30, 1995 (current period), when compared to the nine months ended September 30, 1994 (corresponding period).

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales declined $141,505 or 55 percent in the current quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas and oil production. Current quarter gas and oil production declined 51 percent and 39 percent, respectively, when compared to third quarter 1994 production volumes. A decline in gas and oil prices of 16 percent or $.28/MCF and 16 percent or $2.83/BBL, respectively, further contributed to decreased revenues.

     Associated depreciation expense decreased 55 percent or $46,935.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $64,306 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at September 30, 1994, the Partnership would have recorded an additional provision at September 30, 1994 in the amount of $471,819. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Oil and gas sales decreased $244,207 or 31 percent in the first nine months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 27 percent or $.55/MCF had a significant impact on partnership performance. Also, current period gas and oil production declined 17 percent and 24 percent, respectively, when compared to the corresponding period in 1994, further contributing to decreased income. Increased oil prices of 13 percent or $1.80/BBL partially offset the revenue declines.

     Associated depreciation expense decreased 25 percent or $64,089.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $525,447 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1986-D, LTD.
                                                (Registrant)

                                        By:     SWIFT ENERGY COMPANY,
                                                Managing General Partner


Date:  November 13, 1995                By:     /s/ John R. Alden
       -----------------                        --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 13, 1995                By:     /s/ Alton D. Heckaman, Jr.
       ------------------                       --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer