Form 10-Q
period 1996-03-31
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1996-05-14
CIK 814414

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


      [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 1996

                                      OR

      [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

                        Commission File number 0-17023


                  SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
            (Exact name of registrant as specified in its charter)


                  TEXAS                                        76-0208087
(State or other jurisdiction of organization)       (I.R.S. Employer Identification No.)


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

Yes  X      No
    ---        ---

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                         PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - March 31, 1996 and December 31, 1995                    3

            Statements of Operations

                - Three month periods ended March 31, 1996 and 1995       4

            Statements of Cash Flows

                - Three month periods ended March 31, 1996 and 1995       5

            Notes to Financial Statements                                 6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                  7

PART II.    OTHER INFORMATION                                             8


SIGNATURES                                                                9

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                BALANCE SHEETS


                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               1996                 1995
                                                                                            ----------           ----------
                                                                                            (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,934       $        1,854
              Oil and gas sales receivable                                                    306,577              212,786
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       308,511              214,640
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               3,865                5,085
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   13,178,827           13,172,466
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,386,142)         (10,310,097)
                                                                                       ---------------      ---------------
                                                                                            2,792,685            2,862,369
                                                                                       ---------------      ---------------
                                                                                       $    3,105,061       $    3,082,094
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
             Accounts payable and accrued liabilities                                  $      558,861       $      591,027
             Current portion of note payable                                                       --               25,000
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                  558,861              616,027
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    143,837              146,384

         Partners' Capital                                                                  2,402,363            2,319,683
                                                                                       ---------------      ---------------
                                                                                       $    3,105,061       $    3,082,094
                                                                                       ===============      ===============

                See accompanying notes to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     ------------------------
                                                                                      1996               1995
                                                                                     -----------     -----------
         REVENUES:
             Oil and gas sales                                                   $       313,192   $       198,528
             Interest income                                                                 433                 7
             Other                                                                         1,677             2,672
                                                                                 ---------------   ---------------
                                                                                         315,302           201,207
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              87,717            86,560
             Production taxes                                                              9,698            10,955
             Depreciation, depletion
               and amortization -
                  Normal provision                                                        76,045            78,558
                  Additional provision                                                        --           177,226
             General and administrative                                                   31,169            20,241
             Interest expense                                                              8,159             6,040
                                                                                 ---------------   ---------------
                                                                                         212,788           379,580
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       102,514   $      (178,373)
                                                                                  ==============   ===============


         LIMITED PARTNERS' NET INCOME (LOSS)
             PER UNIT

         MARCH 31, 1996                       $   7.26
                                              =========
         MARCH 31, 1995                       $ (12.63)
                                              =========







                  See accompanying note to financial statements.

                  SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                               THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                        --------------------------------
                                                                                          1996                   1995
                                                                                      -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      102,514          $      (178,373)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          76,045                  255,784
      Change in gas imbalance receivable
          and deferred revenues                                                         (1,327)                    (743)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (93,791)                  35,861
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (32,166)                  20,486
                                                                               ---------------          ---------------
                Net cash provided by (used in) operating activities                     51,275                  133,015
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (6,361)                 (44,072)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (19,834)                 (63,890)
    Payment on notes payable                                                           (25,000)                 (25,000)
                                                                               ---------------          ---------------
                Net cash provided by (used in) financing activities                    (44,834)                 (88,890)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        80                       53
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,854                    1,468
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,934          $         1,521
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        8,787          $         2,954
                                                                                ==============          ===============






                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)  GENERAL INFORMATION -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  GAS IMBALANCES -

                  The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(3)  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

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

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

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

RESULTS OF OPERATIONS

      Oil and gas sales increased $114,664 or 58 percent in the first quarter of 1996 when compared to the same period in 1995, partially due to increased gas and oil prices. An increase in gas prices of 48 percent or $.64/MCF and in oil prices of 11 percent or $1.85/BBL had a significant impact on partnership performance. Current quarter gas and oil production declined 25 percent and 29 percent, respectively, when compared to first quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Also, current quarter oil and gas sales increased due to the settlement of pending litigation on the Kaiser Francis I acquisition, Cassel 1-17 well. Take or pay proceeds were received in the amount of $119,150 and recorded in the March revenues.

      Associated depreciation expense decreased 3 percent or $2,513.

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

      During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                                                       SWIFT ENERGY INCOME
                                                                       PARTNERS 1986-D, LTD.
                                                                       (Registrant)

                                                            By:        SWIFT ENERGY COMPANY
                                                                       Managing General Partner

Date:     May 1, 1996                                       By:        /s/ John R. Alden
         -----------------------                                       --------------------------------
                                                                       John R. Alden
                                                                       Senior Vice President, Secretary
                                                                       and Principal Financial Officer

Date:     May 1, 1996                                       By:        /s/ Alton D. Heckaman, Jr.

         -----------------------                                       --------------------------------
                                                                       Alton D. Heckaman, Jr.
                                                                       Vice President, Controller
                                                                       and Principal Accounting Officer



                     EXHIBIT  INDEX


    27  --  Financial Data Schedule