Form 10-Q
period 1996-06-30
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1996-08-14
CIK 814414

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to  __________

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

Yes  X      No
    ----       ----

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                                   PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                                3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                     4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                     5

            Notes to Financial Statements                                                            6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                             7

PART II.    OTHER INFORMATION                                                                        9


SIGNATURES                                                                                          10

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS


                                                                              JUNE 30,          DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------      --------------
                                                                             (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,983      $        1,854
     Oil and gas sales receivable                                                 185,516             212,786
                                                                          ---------------      --------------
          Total Current Assets                                                    187,499             214,640
                                                                          ---------------      --------------

Gas Imbalance Receivable                                                            3,498               5,085
                                                                          ---------------      --------------

Oil and Gas Properties, using full cost
     accounting                                                                12,986,145          13,172,466
Less-Accumulated depreciation, depletion
     and amortization                                                         (10,438,168)        (10,310,097)
                                                                          ---------------      --------------
                                                                                2,547,977           2,862,369
                                                                          ---------------      --------------
                                                                          $     2,738,974      $    3,082,094
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
    Accounts payable and accrued liabilities                              $       183,727      $      591,027
    Current portion of note payable                                                    --              25,000
                                                                          ---------------      --------------
          Total Current Liabilities                                               187,727             616,027
                                                                          ---------------      --------------

Deferred Revenues                                                                 132,778             146,384

Partners' Capital                                                               2,422,469           2,319,683
                                                                          ---------------      --------------
                                                                          $     2,738,974      $    3,082,094
                                                                          ===============      ==============





                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                            -------------------------------   -------------------------------
                                                  1996             1995             1996             1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Oil and gas sales                        $      191,319   $      219,896   $      504,511   $      418,423
   Interest income                                     486               80              919               87
   Other                                             6,510            2,725            8,187            5,398
                                            --------------   --------------   --------------   --------------
                                                   198,315          222,701          513,617          423,908
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Lease operating                                  47,220           86,109          134,937          172,669
   Production taxes                                  9,324           12,519           19,021           23,474
   Depreciation, depletion
      and amortization -
        Normal provision                            52,026           77,503          128,071          156,061
        Additional provision                            --          283,915               --          461,141
   General and administrative                       30,815           23,272           61,984           43,514
   Interest expense                                  3,129           13,612           11,289           19,652
                                            --------------   --------------   --------------   --------------
                                                   142,514          496,930          355,302          876,511
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $       55,801   $     (274,229)  $      158,315   $     (452,603)
                                            ==============   ==============   ==============   ==============

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $         3.95   $       (19.42)  $        11.21   $       (32.05)
                                            ==============   ==============   ==============   ==============


                 See accompanying note to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                                   1996                   1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $      158,315         $      (452,603)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                      128,071                 617,202
      Change in gas imbalance receivable
          and deferred revenues                                                     (12,019)                  2,580
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                          27,270                  16,057
        Increase (decrease) in accounts payable
          and accrued liabilities                                                  (407,300)                 14,748
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                          (105,663)                197,984
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                             (22,748)                (67,422)
    Proceeds from sales of oil and gas properties                                   209,069                  22,327
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                           186,321                 (45,095)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (55,529)               (102,740)
    Payments on note payable                                                        (25,000)                (50,000)
                                                                             --------------         ---------------
      Net cash provided by (used in) financing activities                           (80,529)               (152,740)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    129                     149
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,854                   1,468
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,983         $         1,617
                                                                             ==============         ===============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                  $       11,917         $        13,580
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

(3)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales declined $28,577 or 13 percent in the second quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 33 percent in gas production and 29 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 32 percent or $.50/MCF and 18 percent or $3.02/BBL respectively, partially offsetting the revenue declines.

     Associated depreciation expense decreased 33 percent or $25,477.

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

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $86,088 or 21 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 39 percent or $.57/MCF and in oil prices of 15 percent or $2.42/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 29 percent and 29 percent, respectively, when compared to the corresponding period in 1995, offsetting the effect of increased gas and oil prices.

     Associated depreciation expense decreased 18 percent or $27,990.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-D, LTD.
                                             (Registrant)

                                   By:       SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     August 9, 1996           By:       /s/ John R. Alden
          --------------                     ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 9, 1996           By:       /s/ Alton D. Heckaman, Jr.
          --------------                     ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- -------                           -----------
  27             Financial Data Schedule