Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1996-11-08
CIK 814414

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from_____________ to___________

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

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                               PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           7

PART II.    OTHER INFORMATION                                                                                      9


SIGNATURES                                                                                                         10

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS


                                                                                           September 30,        December 31,
                                                                                               1996                 1995
                                                                                      -------------------  -----------------
                                                                                            (Unaudited)

         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,000       $        1,854
              Oil and gas sales receivable                                                     184,431              212,786
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       185,431              214,640
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                  --                5,085
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,954,592           13,172,466
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,484,114)         (10,310,097)
                                                                                       ---------------      ---------------
                                                                                            2,470,478            2,862,369
                                                                                       ---------------      ---------------
                                                                                       $    2,655,909       $    3,082,094
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
             Accounts payable and accrued liabilities                                  $       97,449       $      591,027
             Current portion of note payable                                                       --               25,000
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                   97,449              616,027
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    124,564              146,384

         Partners' Capital                                                                  2,433,896            2,319,683
                                                                                       ---------------      ---------------
                                                                                       $    2,655,909       $    3,082,094
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                    1996              1995             1996             1995
                                              ---------------   ---------------  ---------------  ----------------
REVENUES:
   Oil and gas sales                          $       189,221   $       118,103  $       693,732   $       536,527
   Interest income                                        500                46            1,419               133
   Other                                                3,243             2,019           11,430             7,416
                                              ---------------   ---------------  ---------------   ---------------
                                                      192,964           120,168          706,581           544,076
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     54,550            61,713          189,486           234,382
   Production taxes                                     8,788             6,009           27,809            29,483
   Depreciation, depletion
      and amortization -
        Normal provision                               45,946            39,003          174,017           195,064
        Additional provision                               --            64,306               --           525,447
   General and administrative                          25,772            21,581           87,757            65,096
   Interest expense                                       128            10,841           11,417            30,492
                                              ---------------   ---------------  ---------------   ---------------
                                                      135,184           203,453          490,486         1,079,964
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        57,780   $       (83,285) $       216,095   $      (535,888)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          4.09   $         (5.90) $         15.30   $        (37.95)
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                        1996                   1995
                                                                               ----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      216,095          $      (535,888)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         174,017                  720,511
      Change in gas imbalance receivable
         and deferred revenues                                                         (16,735)                   2,118
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             28,355                  111,340
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (493,578)                  17,856
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     (91,846)                 315,937
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (28,709)                (100,441)
    Proceeds from sales of oil and gas properties                                      246,583                   23,256
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     217,874                  (77,185)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (101,882)                (163,474)
    Payments on note payable                                                           (25,000)                 (75,000)
                                                                               ---------------          ---------------

                    Net cash provided by (used in) financing activities               (126,882)                (238,474)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (854)                     278
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,854                    1,468
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,000          $         1,746
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       12,045          $         7,355
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $71,118 or 60 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 47 percent or $.71/MCF and in oil prices of 35 percent or $5.27/BBL had a significant impact on partnership performance. Also, current quarter gas production increased 18 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated depreciation expense increased 18 percent or $6,943.

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

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $157,206 or 29 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 42 percent or $.62/MCF and in oil prices of 21 percent or $3.30/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 20 percent and 20 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 11 percent or $21,047.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1986-D, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer