Form 10-K405
period 1996-12-31
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1997-03-21
CIK 814414

                      Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _____________________ to _____________________


                         Commission File number 0-17023


                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                   (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                           76-0208087
(State of Organization)                    (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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
                                    Yes X   No
                                       ----   ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                       Documents Incorporated by Reference

Document                                                Incorporated as to

    Registration Statement No. 33-1875                   Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1996

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

ITEM NO.                                     PART I                                               PAGE
   1                       Business                                                                I-1
   2                       Properties                                                              I-4
   3                       Legal Proceedings                                                       I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                                      I-7


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

         At December 31, 1996, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.


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

         FERC Orders

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1996, Swift had 191 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.


Item 2.  Properties

         As of December 31, 1996, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 64% of total value is from the Giddings Field in Fayette and Burleson Counties, Texas (NRG acquisition). The wells produce from the Austin Chalk and Edwards horizons.

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

                                                   Net Production
                                      ------------------------------------------
                                                For the Years Ended
                                                    December 31,
                                      ------------------------------------------
                                       1996             1995              1994
                                      -------         --------          --------
Net Volumes (Equivalent Mcfs)         310,625         414,171           495,209

Average Sales Price
   per Equivalent Mcf                 $2.50           $1.83             $2.06

Average Production Cost
   per Equivalent Mcf
   (includes production taxes)        $0.82           $0.88             $0.73

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1996, 1995 and 1994. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1996                          1995                        1994
                                    -----------------------     ---------------------        ---------------------
                                                  Natural                     Natural                      Natural
                                      Oil           Gas           Oil           Gas            Oil           Gas
                                    -------       --------      -------      --------        -------       -------
                                    (BBLS)        (MMCF)         (BBLS)       (MMCF)         (BBLS)         (MMCF)
Proved developed
   reserves at end of year          149,098         2,532       187,043         3,420        311,084         3,450
                                    -------         -----       -------         -----        -------         -----
Proved reserves
   Balance at beginning
     of year                        199,658         3,652       329,598         3,915        372,508         4,431

   Extensions, discoveries
      and other additions               --             --           397             3            432            --

   Revisions of previous
     estimates                       29,505           336      (112,190)           48        (12,143)          (73)

   Sales of minerals in
     place                          (51,324)         (796)         (616)           (5)        (8,303)          (85)

   Production                       (13,594)         (229)      (17,531)         (309)       (22,896)         (358)
                                    -------         -----       -------          -----       -------         -----

   Balance at end of year           164,245         2,963       199,658          3,652       329,598         3,915
                                    -------         -----       -------          -----       -------         -----

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

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1996:

                                                                 Reserves
                                                             December 31, 1996
                                                           ---------------------

                                                                       Natural                   Wells
                                                        Oil              Gas              -----------------------
Acquisition                State(s)                   (BBLS)           (MMCF)             Gross             Net
-----------                --------                   ------           -------            -----           -------
Reata                      TX                         40,537                32               11             2.739
Kaiser-Francis II          KS, LA, OK, TX              2,980               542                9             0.587
Majestic                   TX                         14,225                55               10             0.702
Pitco I & II               OK                             --                 1                1             0.009
NRG                        TX                         85,066             1,759               74             4.226
Presidio                   CO, LA, ND,
                           NM, OK, TX,
                           WY                             32               111              220            22.849
Bracken                    TX                         21,405               463               45             0.874
                                                     -------             -----             ----            ------
                                                     164,245             2,963              370            31.986
                                                     -------             -----             ----            ------

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1996 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1996 and the date of this report.

         Future prices received for the sale of the Partnership's product may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.


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

Holders

         As of December 31, 1996, there were 1,580 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1995 and 1996, the Partnership distributed a total of $180,100 and $106,000, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1997, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1996, 1995, 1994, 1993, and 1992, should be read in conjunction with the financial statements included in Item 8.

                                1996               1995               1994              1993             1992
                           -------------      -------------      --------------    -------------     -------------
Revenues                   $     919,072      $     772,937      $    1,026,611    $   1,169,449     $   1,254,886
Income (Loss)              $     265,263      $    (538,885)     $     (250,190)   $     115,355     $    (901,574)
Total Assets               $   2,669,275      $   3,082,094      $    3,743,770    $   4,450,646     $   4,779,540
Cash Distributions         $     147,522      $     202,274      $      284,250    $     427,438     $     523,938


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

         Subject to 1997 market conditions remaining comparable with 1996, the Managing General Partner ("MGP") anticipates an increase in liquidity provided that certain development work scheduled in 1997 is completed successfully. The Partnership plans to spend in the next two years an estimated $268,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The MGP anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales increased 19 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 44 percent or $.68/MCF and an increase in oil prices of 22 percent or $3.58/BBL. The average sales price per equivalent MCF increased 37 percent in 1996. Production volumes decreased 25 percent due to a 26 percent gas production decrease and a 22 percent oil production decline. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Production cost per equivalent MCF decreased 7 percent in 1996 compared to 1995 and total production costs decreased 30 percent in 1996.

         Associated depreciation expense decreased 18 percent in 1996 when compared to 1995.

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

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.


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

         During 1997, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1996. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1997, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 17, 1997 regarding the directors and executive officers of Swift.

                                                 Position(s) with
         Name          Age                  Swift and Other Companies
         ----          ---                  -------------------------
                                    DIRECTORS

Earl Swift              63          President, Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift         68          Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans         65          Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen         72          Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery     61          Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.     48          Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow       69          Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift          41          Executive Vice President, Chief
                                    Operating Officer

John R. Alden           51          Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent        49          Senior Vice President - Funds Management

James M. Kitterman      52          Senior Vice President - Operations

Alton D. Heckaman, Jr.  39          Vice President - Finance and Controller


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 3,213 Limited Partnership Units, which is 22.75 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

               Balance Sheets as of December 31, 1996 and 1995            IV-3

               Statements of Operations for the years ended
                  December 31, 1996, 1995 and 1994                        IV-4

               Statements of Partners' Capital for the years
                  ended December 31, 1996, 1995 and 1994                  IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994                        IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Income Partners 1986-D, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1986-D, Ltd., (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1986-D, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






                               ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1997

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                                                             1996                 1995
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,029       $        1,854
              Oil and gas sales receivable                                                    199,066              212,786
              Receivable due to property disposition                                          105,380                   --
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       305,475              214,640
                                                                                       ---------------      ---------------
         Gas Imbalance Receivable                                                                  --                5,085
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,897,927           13,172,466
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,534,127)         (10,310,097)
                                                                                       ---------------      ---------------
                                                                                            2,363,800            2,862,369
                                                                                       ---------------      ---------------
                                                                                       $    2,669,275       $    3,082,094
                                                                                       ==============       ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
             Accounts payable and accrued liabilities                                  $      105,215       $      591,027
             Current portion of note payable                                                       --               25,000
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                  105,215              616,027
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    126,636              146,384

         Partners' Capital                                                                  2,437,424            2,319,683
                                                                                       ---------------      ---------------
                                                                                       $    2,669,275       $    3,082,094
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

               SWIFT  ENERGY  INCOME  PARTNERS   1986-D, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                      1996            1995                1994
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $       904,468  $       760,864   $     1,017,889
   Interest income                                                          998            2,862                50
   Other                                                                 13,606            9,211             8,672
                                                                ---------------  ---------------   ---------------
                                                                        919,072          772,937         1,026,611
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      215,786          320,929           303,455
   Production taxes                                                      39,480           43,694            59,349
   Depreciation, depletion
     and amortization -
        Normal provision                                                224,030          272,781           353,652
        Additional provision                                                 --          525,447           397,382
   General and administrative                                           163,096          103,602           135,340
   Interest expense                                                      11,417           45,369            27,623
                                                                ---------------  ---------------   ---------------
                                                                        653,809        1,311,822         1,276,801
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       265,263  $      (538,885)  $      (250,190)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   Limited          General          Combining
                                                   Partners         Partners         Adjustment            Total
                                              ---------------   ---------------- ----------------     -------------
Balance,
    December 31, 1993                         $     3,119,282   $        110,392 $        365,608     $   3,595,282

Income (Loss)                                        (204,153)           44,203          (90,240)          (250,190)

Cash Distributions                                   (243,600)          (40,650)              --           (284,250)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                               2,671,529           113,945          275,368          3,060,842
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (485,001)           21,423          (75,307)          (538,885)

Cash Distributions                                   (180,100)          (22,174)              --           (202,274)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               2,006,428           113,194          200,061          2,319,683
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         237,315            41,427          (13,479)           265,263

Cash Distributions                                   (106,000)          (41,522)              --           (147,522)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                         $     2,137,743   $       113,099  $       186,582     $    2,437,424
                                              ===============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

      1994                                    $        (14.46)
                                              ===============
      1995                                    $        (34.35)
                                              ===============
      1996                                    $         16.81
                                              ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                       1996              1995              1994
                                                                                 ---------------   ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       265,263   $      (538,885) $      (250,190)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           224,030           798,228          751,034
      Change in gas imbalance receivable
          and deferred revenues                                                          (14,663)           (1,697)          (5,349)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               13,720            10,648           17,368
        (Increase) decrease in receivable due to property disposition                   (105,380)               --               --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (485,812)          176,095          (67,087)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                   (102,842)          444,389          445,776
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (70,762)         (164,265)        (108,820)
    Proceeds from sales of oil and gas properties                                        345,301            22,536           47,582
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    274,539          (141,729)         (61,238)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (147,522)         (202,274)        (284,250)
    Payments on note payable                                                             (25,000)         (100,000)        (100,000)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                   (172,522)         (302,274)        (384,250)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (825)              386              288
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             1,854             1,468            1,180
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $         1,029   $         1,854  $         1,468
                                                                                 ===============   ===============  ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                       $        12,045   $        32,292  $        14,562
                                                                                 ===============   ===============  ===============


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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the limited partners and 15 percent to the general partners. After a certain period of Partnership operations, but prior to Partnership payout, as defined, one-third of these costs and revenues otherwise allocable to the general partners will be reallocated to the limited partners if the cash distribution rate (as defined in the Partnership Agreement) is less than 17.5 percent. Through December 31, 1988, the Partnership's continuing costs and revenues were allocated 85 percent to the limited partners and 15 percent to the general partners. Thereafter one-third of the general partners' share was reallocated to the limited partners as the cash distribution rate fell below
17.5 percent. Payout had not occurred as of December 31, 1996.

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

Oil and Gas Properties --

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1996, 1995 and 1994.

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

         The calculation of the "ceiling limitation" and the provision for depreciation, depletion and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

Statements of Cash Flows --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                               Year Ended December 31,
                                   ---------------------------------------------
                                       1996             1995              1994
                                   -----------       ----------        ---------
         Acquisition of
           proved properties       $        --       $       --        $      --

         Development                    70,762          164,265          108,820
                                   -----------        ---------         --------
                                   $    70,762       $  164,265         $108,820
                                   -----------       ----------         --------


         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         During 1995 and 1994, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in additional provisions for depreciation, depletion and amortization of $525,447 and $397,382, respectively. In computing the Partnership's third quarter 1994 "ceiling limitation", the Partnership utilized the product prices in effect at the date of the filing of the Partnership's report on Form 10-Q. Utilizing these subsequent prices, no write down was required by the Partnership. The write down would have been $471,819 using product prices in effect at September 30, 1994. No such write downs were required in 1996.

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

         A one-time management fee of $353,027 was paid to Swift in 1987 for services performed for the Partnership. During 1996, 1995 and 1994, the Partnership paid Swift $107,566, $44,366 and $71,124, respectively, as general and administrative overhead allowances.

(5)  Note Payable to a Bank -

         Note payable to a bank at December 31, 1996 and 1995 follows:

                                                              1996       1995
                                                            --------   --------
         Date of current note:   December 29, 1992

         Note payable at 1.25% above the bank's base
         rate (9.75% at December 31, 1995), principal
         payable in quarterly  installments of $25,000,
         with the balance due at maturity (January 1,
         1996), collateralized by partnership assets        $    --    $ 25,000

         Less:   Current portion                                 --     (25,000)
                                                            --------   --------
         Long-term portion                                  $    --    $     --
                                                            --------   --------

         Note was paid in full at maturity. As provided by the Partnership Agreement, the note payable was obtained to fund development wells. As of December 31, 1996, the Partnership had no outstanding note payable to a Bank.

(6) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1996, 1995 and 1994 was $469,266, $254,570 and $416,477, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

(7) Gas Imbalances -

         The gas imbalance receivable and deferred revenues represent imbalances assumed as part of property acquisitions. The imbalances are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable. Interest expense, presented in the accompanying statements of operations, includes amortization of the discount recorded on gas imbalance liabilities assumed in property acquisitions ($15,404 in 1995 and $14,219 in 1994).

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

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD

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


                                              SWIFT ENERGY INCOME
                                              PARTNERS 1986-D, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 17, 1997            By:      s/b A. Earl Swift
           --------------                     ----------------------------------
                                              A. Earl Swift
                                              President

Date:      March 17, 1997            By:      s/b John R. Alden
           --------------                     ----------------------------------
                                              John R. Alden
                                              Principal Financial Officer

Date:      March 17, 1997            By:      s/b Alton D. Heckaman, Jr.
           --------------                     ----------------------------------
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

                                              SWIFT ENERGY INCOME
                                              PARTNERS 1986-D, LTD.
                                              (Registrant)

                                     By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 17, 1997             By:      s/b A. Earl Swift
          --------------                      ----------------------------------
                                              A. Earl Swift
                                              Director and Principal
                                              Executive Officer

Date:     March 17, 1997             By:      s/b Virgil N. Swift
          --------------                      ----------------------------------
                                              Virgil N. Swift
                                              Director and Executive
                                              Vice President - Business
                                              Development

                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.



Date:      March 17, 1997            By:      s/b G. Robert Evans
           --------------                     ----------------------------------
                                              G. Robert Evans
                                              Director

Date:      March 17, 1997            By:      s/b Raymond O. Loen
           --------------                     ----------------------------------
                                              Raymond O. Loen
                                              Director

Date:      March 17, 1997            By:      s/b Henry C. Montgomery
           --------------                     ----------------------------------
                                              Henry C. Montgomery
                                              Director

Date:      March 17, 1997            By:      s/b Clyde W. Smith, Jr.
           --------------                     ----------------------------------
                                              Clyde W. Smith, Jr.
                                              Director

Date:      March 17, 1997            By:      s/b Harold J. Withrow
           --------------                     ----------------------------------
                                              Harold J. Withrow
                                              Director