Form 10-Q
period 1997-03-31
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1997-05-12
CIK 814414

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to ________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                 3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               7

PART II.    OTHER INFORMATION                                          8


SIGNATURES                                                             9

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS



                                                                                            March 31,          December 31,
                                                                                              1997                 1996
                                                                                       ---------------      ---------------
                                                                                           (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       29,111       $        1,029
              Oil and gas sales receivable                                                    231,762              199,066
              Receivable due to property disposition                                               --              105,380
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       260,873              305,475
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,903,273           12,897,927
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,569,011)         (10,534,127)
                                                                                       ---------------      ---------------
                                                                                            2,334,262            2,363,800
                                                                                       ---------------      ---------------
                                                                                       $    2,595,135       $    2,669,275
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
             Accounts payable and accrued liabilities                                  $       79,652       $      105,215
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    126,311              126,636

         Partners' Capital                                                                  2,389,172            2,437,424
                                                                                       ---------------      ---------------
                                                                                       $    2,595,135       $    2,669,275
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1997                   1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       154,519   $       313,192
             Interest income                                                                 429               433
             Other                                                                         1,394             1,677
                                                                                 ---------------   ---------------
                                                                                         156,342           315,302
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              48,622            87,717
             Production taxes                                                              7,935             9,698
             Depreciation, depletion
               and amortization                                                           34,884            76,045
             General and administrative                                                   32,596            31,169
             Interest expense                                                                 --             8,159
                                                                                 ---------------   ---------------
                                                                                         124,037           212,788
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        32,305   $       102,514
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $          2.29
                                              ===============
         March 31, 1996                       $          7.26
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                               ----------------------------------------
                                                                                       1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       32,305          $       102,514
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          34,884                   76,045
      Change in gas imbalance receivable
          and deferred revenues                                                           (325)                  (1,327)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (32,696)                 (93,791)
        (Increase) decrease in other current assets                                    105,380                       --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (25,563)                 (32,166)
                                                                               ---------------          ---------------
                Net cash provided by (used in) operating activities                    113,985                   51,275
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (5,346)                  (6,361)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (80,557)                 (19,834)
    Payment on notes payable                                                                --                  (25,000)
                                                                               ---------------          ---------------
                Net cash provided by (used in) financing activities                    (80,557)                 (44,834)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    28,082                       80
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,029                    1,854
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       29,111          $         1,934
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         8,787
                                                                               ===============          ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Results of Operations

      Oil and gas sales declined 51 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to decreased gas and oil production. Gas production decreased 43 percent and oil production declined 51 percent. The decrease in production had a significant impact on partnership performance. Production declines were partially offset by an increase in gas prices of 63 percent, or $1.24/MCF and in oil prices of 8 percent or $1.47/BBL when compared to first quarter 1996 prices.

      Also, current quarter oil and gas sales decreased due to the settlement of pending litigation on the Kaiser Francis I acquisition, Cassel 1-17 well. Take or pay proceeds were received in the amount of $119,150 and recorded in the March 1996 revenues.

      Associated depreciation expense decreased 54 percent or $41,161.

      The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $162,964. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1986-D, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:     May 5, 1997                By:        /s/ John R. Alden
          -----------                           --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:     May 5, 1997                By:        /s/ Alton D. Heckaman, Jr.
          -----------                           --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer