Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1997-08-11
CIK 814414

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

                         Commission File number 0-17023


                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
             (Exact name of registrant as specified in its charter)

                  Texas                                   76-0208087
(State or other jurisdiction of organization)(I.R.S. Employer Identification No.)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                7

PART II.    OTHER INFORMATION                                                           9


SIGNATURES                                                                             10

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS



                                                                                            June 30,           December 31,
                                                                                              1997                 1996
                                                                                       ---------------      ---------------
                                                                                          (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,041       $        1,029
              Oil and gas sales receivable                                                    198,017              199,066
              Receivable due to property disposition                                               --              105,380
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       199,058              305,475
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,898,885           12,897,927
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,608,332)         (10,534,127)
                                                                                       ---------------      ---------------
                                                                                            2,290,553            2,363,800
                                                                                       ---------------      ---------------
                                                                                       $    2,489,611       $    2,669,275
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
             Accounts payable and accrued liabilities                                  $       81,884       $      105,215
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    125,281              126,636

         Partners' Capital                                                                  2,282,446            2,437,424
                                                                                       ---------------      ---------------
                                                                                       $    2,489,611       $    2,669,275
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                             ----------------------------------  ---------------------------------
                                                   1997              1996              1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       105,760   $       191,319  $       260,279   $       504,511
   Interest income                                        673               486            1,102               919
   Other                                                1,200             6,510            2,595             8,187
                                              ---------------   ---------------  ---------------   ---------------
                                                      107,633           198,315          263,976           513,617
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     53,257            47,220          101,879           134,937
   Production taxes                                     3,651             9,324           11,586            19,021
   Depreciation, depletion
      and amortization                                 39,321            52,026           74,205           128,071
   General and administrative                          30,251            30,815           62,848            61,984
   Interest expense                                        --             3,129               --            11,289
                                              ---------------   ---------------  ---------------   ---------------
                                                      126,480           142,514          250,518           355,302
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (18,847)  $        55,801  $        13,458   $       158,315
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $         (1.33)  $          3.95  $           .95   $         11.21
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       13,458          $       158,315
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          74,205                  128,071
      Change in gas imbalance receivable
          and deferred revenues                                                         (1,355)                 (12,019)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              1,049                   27,270
        (Increase) decrease in receivable due to property disposition                  105,380                       --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (23,331)                (407,300)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              169,406                 (105,663)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (3,059)                 (22,748)
    Proceeds from sales of oil and gas properties                                        2,101                  209,069
                                                                               ----------------         ---------------
      Net cash provided by (used in) investing activities                                 (958)                 186,321
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (168,436)                 (55,529)
    Payments on note payable                                                                --                  (25,000)
                                                                               ---------------          ---------------
      Net cash provided by (used in) financing activities                             (168,436)                 (80,529)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        12                      129
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,029                    1,854
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,041          $         1,983
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $        11,917
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $85,559 or 45 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 53 percent in oil production and 25 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined 15 percent or $.32/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 24 percent or $12,705.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $244,232 or 48 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 34 percent in gas production and 52 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 19 percent or $.39/MCF partially offset the production declines.

      Associated depreciation expense declined 42 percent or $53,866.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-D, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     August 4, 1997          By:        /s/ John R. Alden
          --------------
                                             ---------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 4, 1997          By:        /s/ Alton D. Heckaman, Jr.
         ---------------
                                             ---------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer