Form 10-Q/A
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1997-08-14
CIK 814414

                            AMENDMENT #1 TO FORM 10-Q



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

         For the transition period from ____________ to_______________

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

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer