Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1997-11-07
CIK 814414

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ___________________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                    PAGE
 ITEM 1.    Financial Statements

     Balance Sheets

         - September 30, 1997 and December 31, 1996                                   3

     Statements of Operations

         - Three month and nine month periods ended September 30, 1997 and 1996       4

     Statements of Cash Flows

         - Nine month periods ended September 30, 1997 and 1996                       5

     Notes to Financial Statements                                                    6

 ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   7

PART II.    OTHER INFORMATION                                                         9


SIGNATURES                                                                           10

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1997                 1996
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,147       $        1,029
              Oil and gas sales receivable                                                    124,112              199,066
              Receivable due to property disposition                                               --              105,380
              Other                                                                             5,077                   --
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       130,336              305,475
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,910,569           12,897,927
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,634,167)         (10,534,127)
                                                                                       ---------------      ---------------
                                                                                            2,276,402            2,363,800
                                                                                       ---------------      ---------------
                                                                                       $    2,406,738       $    2,669,275
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
             Accounts payable and accrued liabilities                                  $       55,396       $      105,215
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    124,275              126,636

         Partners' Capital                                                                  2,227,067            2,437,424
                                                                                       ---------------      ---------------
                                                                                       $    2,406,738       $    2,669,275
                                                                                       ===============      ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        89,810   $       189,221  $       350,088   $       693,732
   Interest income                                        579               500            1,682             1,419
   Other                                                  903             3,243            3,497            11,430
                                              ---------------   ---------------  ---------------   ---------------
                                                       91,292           192,964          355,267           706,581
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     44,254            54,550          146,133           189,486
   Production taxes                                     5,244             8,788           16,830            27,809
   Depreciation, depletion
      and amortization                                 25,835            45,946          100,040           174,017
   General and administrative                          11,753            25,772           74,600            87,757
   Interest expense                                        --               128               --            11,417
                                              ---------------   ---------------  ---------------   ---------------
                                                       87,086           135,184          337,603           490,486
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         4,206   $        57,780  $        17,664   $       216,095
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .30   $          4.09  $          1.25   $         15.30
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                ---------------------------------------
                                                                                      1997                    1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       17,664          $       216,095
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         100,040                  174,017
      Change in gas imbalance receivable
         and deferred revenues                                                          (2,361)                 (16,735)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             74,954                   28,355
        (Increase) decrease in receivable due to property disposition                  105,380                       --
        (Increase) decrease in other current assets                                     (5,077)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (49,819)                (493,578)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     240,781                  (91,846)
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (14,743)                 (28,709)
    Proceeds from sales of oil and gas properties                                        2,101                  246,583
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                     (12,642)                 217,874
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (228,021)                (101,882)
    Payments on note payable                                                                --                  (25,000)
                                                                                --------------          ---------------
               Net cash provided by (used in) financing activities                    (228,021)                (126,882)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       118                     (854)
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,029                    1,854
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,147          $         1,000
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $        12,045
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $99,411 or 53 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 47 percent in gas production and 57 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 16 percent or $3.23/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 44 percent or $20,111.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $343,644 or 50 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 38 percent in gas production and 54 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 16 percent or $.33/MCF partially offset the production declines.

      Associated depreciation expense declined 43 percent or $73,977.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1986-D, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner


Date:  November 4, 1997           By:        /s/ John R. Alden
       ----------------                      ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:  November 4, 1997           By:        /s/ Alton D. Heckaman, Jr.
       ----------------                      ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer