Form 10-Q
period 1998-03-31
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1998-05-14
CIK 814414

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                 3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               7

PART II.    OTHER INFORMATION                                          8


SIGNATURES                                                             9

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS


                                                                                           March 31,         December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      103,057       $        1,173
              Oil and gas sales receivable                                                    213,177              436,486
              Other                                                                             8,799                6,468
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       325,033              444,127
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 346                   --
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,762,167           12,752,686
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,701,227)         (10,677,142)
                                                                                       ---------------      ---------------
                                                                                            2,060,940            2,075,544
                                                                                       ---------------      ---------------
                                                                                       $    2,386,319       $    2,519,671
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
             Accounts Payable                                                          $      101,279       $       88,549
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    125,660              125,660

         Limited Partners' Capital (14,121.10 Limited Partnership Units;
                                    $1,000 per unit)                                        2,077,461            2,195,259
         General Partners' Capital                                                             81,919              110,203
                                                                                       ---------------      ---------------
                   Total Partners' Capital                                                  2,159,380            2,305,462
                                                                                       ---------------      ---------------
                                                                                       $    2,386,319       $    2,519,671
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1998                   1997
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        40,575   $       154,519
             Interest income                                                               2,337               429
             Other                                                                           229             1,394
                                                                                 ---------------   ---------------
                                                                                          43,141           156,342
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              44,546            48,622
             Production taxes                                                              2,611             7,935
             Depreciation, depletion
               and amortization                                                           24,085            34,884
             General and administrative                                                   37,832            32,596
                                                                                 ---------------   ---------------
                                                                                         109,074           124,037
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (65,933)  $        32,305
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $         (4.67)
                                              ===============
         March 31, 1997                       $          2.29
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (65,933)         $        32,305
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          24,085                   34,884
      Change in gas imbalance receivable
          and deferred revenues                                                           (346)                    (325)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            223,309                  (32,696)
        (Increase) decrease in other current assets                                     (2,331)                 105,380
        Increase (decrease) in accounts payable                                         12,730                  (25,563)
                                                                               ---------------          ---------------
                Net cash provided by (used in) operating activities                    191,514                  113,985
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (9,481)                  (5,346)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (80,149)                 (80,557)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   101,884                   28,082
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,173                    1,029
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      103,057          $        29,111
                                                                               ===============          ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $191,514 and $113,985 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $80,149 and $80,577 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners to fund capital requirements. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales declined $113,944 or 74 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 51 percent or $1.64/MCF and in oil prices of 51 percent or $9.94/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 38 percent and 75 percent, respectively, when compared to first quarter 1997 production volumes, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes.

         Associated depreciation expense decreased 31 percent or $10,799 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $162,964. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation

         During 1998, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1998                By:        /s/ John R. Alden
          -----------                           --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:     May 5, 1998                By:        /s/ Alton D. Heckaman, Jr.
          -----------                           --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer