Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1998-08-12
CIK 814414

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ______________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                  3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997       4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                       5

            Notes to Financial Statements                                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               7

PART II.    OTHER INFORMATION                                                          9


SIGNATURES                                                                            10

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS



                                                                                           June 30,           December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,000       $        1,173
              Oil and gas sales receivable                                                    195,320              436,486
              Other                                                                             9,023                6,468
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        205,343              444,127
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 346                   --
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,804,053           12,752,686
         Less-Accumulated depreciation, depletion
              and amortization                                                            (10,746,131)         (10,677,142)
                                                                                       ---------------      ---------------
                                                                                            2,057,922            2,075,544
                                                                                       ---------------      ---------------
                                                                                       $    2,263,611       $    2,519,671
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
             Accounts Payable                                                          $       57,318       $       88,549
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    109,287              125,660

         Limited Partners' Capital (14,121.10 Limited Partnership Units;
                                   $1,000 per unit)                                         2,013,045            2,195,259
         General Partners' Capital                                                             83,961              110,203
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   2,097,006            2,305,462
                                                                                       ---------------      ---------------
                                                                                       $    2,263,611       $    2,519,671
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        92,803   $       105,760  $       133,377   $       260,279
   Interest income                                      1,799               673            4,136             1,102
   Other                                                  314             1,200              543             2,595
                                              ---------------   ---------------  ---------------   ---------------
                                                       94,916           107,633          138,056           263,976
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     32,652            53,257           77,198           101,879
   Production taxes                                     3,993             3,651            6,604            11,586
   Depreciation, depletion
      and amortization                                 44,904            39,321           68,989            74,205
   General and administrative                          25,741            30,251           63,572            62,848
                                              ---------------   ---------------  ---------------   ---------------
                                                      107,290           126,480          216,363           250,518
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (12,374)  $       (18,847) $       (78,307)  $        13,458
                                              ===============   ===============  ===============   ===============


Limited Partners' net income (loss)
   per unit                                   $          (.88)  $         (1.33) $         (5.55)  $           .95
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (78,307)         $        13,458
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          68,989                   74,205
      Change in gas imbalance receivable
          and deferred revenues                                                        (16,719)                  (1,355)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            241,166                    1,049
        (Increase) decreae in other current assets                                      (2,555)                      --
        Increase (decrease) in accounts payable                                        (31,231)                 (23,331)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              181,343                   64,026
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (51,367)                  (3,059)
    Proceeds from sales of oil and gas properties                                           --                    2,101
    (Increase) decrease in receivable due to property disposition                           --                  105,380
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (51,367)                 104,422
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (130,149)                (168,436)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (173)                      12
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,173                    1,029
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,000          $         1,041
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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $181,343 and $64,026 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $130,149 and $168,436 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $12,957 or 12 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil and gas production. Oil production decreased 43 percent and gas production declined 6 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 26 percent or $4.32/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 11 percent or $.19/MCF when compared to second quarter 1997 prices.

      Associated depreciation expense increased 14 percent or $5,583 in 1998 compared to second quarter 1997.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $126,902 or 49 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 25 percent or $.60/MCF and in oil prices of 37 percent or $6.73/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 21 percent and 60 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes.

      Associated depreciation expense decreased 7 percent or $5,216 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998          By:        /s/ John R. Alden
          --------------                     ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 4, 1998          By:        /s/ Alton D. Heckaman, Jr.
          --------------                     ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer