Form 10-Q
period 1999-03-31
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 1999-05-10
CIK 814414

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                 3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               8

PART II.    OTHER INFORMATION                                         10


SIGNATURES                                                            11

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                 BALANCE SHEETS


                                                                                           March 31,         December 31,
                                                                                             1999                 19987
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,676       $        1,669
              Oil and gas sales receivable                                                    138,195              163,057
              Other                                                                            12,845               10,882
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        152,716              175,608
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                                 346                  346
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                   12,814,678           12,812,427
         Less-Accumulated depreciation, depletion
              and amortization                                                            (11,326,395)         (11,298,612)
                                                                                       ---------------      ---------------
                                                                                            1,488,283            1,513,815
                                                                                       ---------------      ---------------
                                                                                       $    1,641,345       $    1,689,769
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
             Accounts Payable                                                          $       43,673       $       30,979
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    104,574              104,574

         Limited Partners' Capital (14,121.10 Limited Partnership Units;
                                   $1,000 per unit)                                         1,419,857            1,475,276
         General Partners' Capital                                                             73,241               78,940
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,493,098            1,554,216
                                                                                       ---------------      ---------------
                                                                                       $    1,641,345       $    1,689,769
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1999                   1998
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        40,651   $        40,575
             Interest income                                                               1,970             2,337
             Other                                                                            --               229
                                                                                 ---------------   ---------------
                                                                                          42,621            43,141
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              14,634            44,546
             Production taxes                                                              2,039             2,611
             Depreciation, depletion
               and amortization                                                           27,783            24,085
             General and administrative                                                   29,715            37,832
                                                                                 ---------------   ---------------
                                                                                          74,171           109,074
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (31,550)  $       (65,933)
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $         (2.18)
                                                 ============
         March 31, 1998                       $         (4.67)
                                                 ============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                               ----------------------------------------
                                                                                     1999                    1998
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (31,550)         $       (65,933)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          27,783                   24,085
      Change in gas imbalance receivable
          and deferred revenues                                                             --                     (346)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             24,862                  223,309
        (Increase) decrease in other current assets                                     (1,963)                  (2,331)
        Increase (decrease) in accounts payable                                         12,694                   12,730
                                                                               ---------------          ---------------
                Net cash provided by (used in) operating activities                     31,826                  191,514
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (2,251)                  (9,481)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (29,568)                 (80,149)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         7                  101,884
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,669                    1,173
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,676          $       103,057
                                                                               ===============          ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $31,826 and $191,514 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $29,568 and $80,149 for the three months ended March 31, 1999 and 1998, respectively.

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

Results of Operations

      Oil and gas sales were flat in the first quarter of 1999 when compared to the corresponding quarter in 1998 as an increase in oil production and price offset a small decrease in gas production. Gas prices remained steady at $1.56/MCF while oil prices increased 19 percent or $1.84 to an average $11.47/BBL for the quarter.

      Corresponding production costs per equivalent MCF decreased 65 percent in the first quarter of 1999 as total production costs decreased 65 percent when compared to the first quarter of 1998, during which the Partnership performed an expense workover on two wells in Texas.

      Associated depreciation expense increased 15 percent or $3,698 in 1999 compared to first quarter 1998, related to the increase in oil production volumes.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision at March 31, 1999 in the amount of $32,640. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1999                By:        /s/ John R. Alden
          -----------                           --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:     May 5, 1999                By:        /s/ Alton D. Heckaman, Jr.
          -----------                           --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer