Form 10-Q
period 2000-03-31
SWIFT ENERGY INCOME PARTNERS 1986-D LTD
filed 2000-05-12
CIK 814414

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    -----------

                         Commission File Number 0-17023

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
             (Exact name of registrant as specified in its charter)

            Texas                                       76-0208087
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of organization


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

Yes  X      No
   ------     -----

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                     PAGE

      ITEM 1.    Financial Statements

            Statement of Net Assets in Process of Liquidation

                - March 31, 2000                                                       3

            Balance Sheet

                - December 31, 1999                                                    4

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999                    5

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999                    6

            Notes to Financial Statements                                              7

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                               9

PART II.    OTHER INFORMATION                                                         11


SIGNATURES                                                                            12

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION
                                   (Unaudited)

                                                           March 31,

                                                             2000
                                                        --------------

      ASSETS:
           Cash and cash equivalents                    $        1,781
           Oil and gas sales receivable                        146,713
           Other                                                17,151
           Gas Imbalance Receivable                                346
           Oil and Gas Properties                            2,041,089
                                                        --------------
                Total Assets                                 2,207,080
                                                        --------------


      LIABILITIES:

           Accounts Payable                                     50,158
           Gas Imbalance Payable                                86,640
                                                        --------------
                Total Liabilities                              136,798
                                                        --------------
           Net Assets in Process of Liquidation         $    2,070,282
                                                        ==============




                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                  BALANCE SHEET

                                                                     December 31,
                                                                        1999
                                                                   ---------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                            $         1,758
              Oil and gas sales receivable                                 146,758
              Other                                                         15,757
                                                                   ---------------
                   Total Current Assets                                    164,273
                                                                   ---------------

         Gas Imbalance Receivable                                              346
                                                                   ---------------

         Oil and Gas Properties, using full cost
              accounting                                               12,826,794
         Less-Accumulated depreciation, depletion
              and amortization                                         (11,423,453)
                                                                   ---------------
                                                                         1,403,341
                                                                   ---------------
                                                                   $     1,567,960
                                                                   ===============



         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                     $        55,700
                                                                   ---------------

         Deferred Revenues                                                 87,247

         Limited Partners' Capital (14,121 Limited Partnership
                                     Units; $1,000  per unit)            1,357,532
         General Partners' Capital                                          67,481
                                                                   ---------------
                   Total Partners' Capital                               1,425,013
                                                                   ---------------
                                                                   $     1,567,960
                                                                   ===============



                 See accompanying notes to financial statements.

                                   SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                 ---------------------------------
                                                      2000               1999
                                                 --------------    ---------------
REVENUES:
     Oil and gas sales                           $       89,324    $        40,651
     Interest income                                      1,417              1,970
                                                 --------------    ---------------
                                                         90,741             42,621
                                                 --------------    ---------------

COSTS AND EXPENSES:
     Lease operating                                     15,905             14,634
     Production taxes                                     4,689              2,039
     Depreciation, depletion
          and amortization                               25,993             27,783
     General and administrative                          33,896             29,715
                                                 --------------    ---------------
                                                         80,483             74,171
                                                 --------------    ---------------
Income (Loss) Before Adoption
     Of Liquidation Basis Of Accounting          $       10,258    $       (31,550)
                                                 --------------    ---------------

Effect Of Adoption Of Liquidation
     Basis Of Accounting                                658,735                 --
                                                 --------------    ---------------

Income (Loss)                                    $      668,993    $       (31,550)
                                                 ==============    ===============


Limited Partners' net income (loss)
     per unit

     Income (Loss) Before Adoption
     of Liquidation Basis of Accounting          $         0.50    $         (2.18)
                                                 ==============    ===============

     Effect of Adoption of Liquidation
     Basis of Accounting                         $        41.98    $            --
                                                 ==============    ===============

     Income (Loss)                               $        42.48    $         (2.18)
                                                 ==============    ===============

                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                     ---------------------------------------
                                                                           2000                    1999
                                                                     -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                   $         668,993       $       (31,550)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Effect of adoption of liquidation basis of accounting               (658,735)                   --
          Depreciation, depletion and amortization                              25,993                27,783
          Change in gas imbalance receivable
               and deferred revenues                                              (607)                   --
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                  45                24,862
               (Increase) decrease in other current assets                      (1,394)               (1,963)
               Increase (decrease) in accounts payable                          (5,542)               12,694
                                                                     -----------------       ---------------
          Net cash provided by (used in) operating activities                   28,753                31,826
                                                                     -----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                        (5,006)               (2,251)
                                                                     -----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                            (23,724)              (29,568)
                                                                     -----------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                23                     7
                                                                     -----------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,758                 1,669
                                                                     -----------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $           1,781       $         1,676
                                                                     =================       ===============





                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The limited partners of the Partnership approved the dissolution of the Partnership on March 30, 2000. As a result, the Partnership has changed its basis of accounting, effective March 31, 2000, from historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at March 31, 2000 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $658,735.

                  Oil and gas properties at March 31, 2000 reflect the Managing General Partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of March 31, 2000. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

                  For all other assets and liabilities presented on the liquidation basis of accounting, the Managing General Partner believes that historical cost approximates fair market value due to the short-term nature of such assets and liabilities.

                  The accompanying statements of operations and cash flows were prepared using the historical cost basis of accounting.

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

Liquidation

      During the first quarter of 2000, the Managing General Partner informed the limited partners of a proposal to sell all of the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. The special meeting of limited partners was held on March 30, 2000.

      Of the total units held by the limited partners, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to March 31, 2000.

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

      Net cash provided by operating activities totaled $28,753 and $31,826 for the three months ended March 31, 2000 and 1999, respectively. Cash distributions totaled $23,724 and $29,568 for the three months ended March 31, 2000 and 1999, respectively.

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

      After sale of all its interests in oil and gas properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation.

                    SWIFT ENERGY INCOME PARTNERS 1986-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

      Oil and gas sales increased $48,673 or 120 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 127 percent or $14.60/BBL to an average of $26.07/BBL and gas prices increased 96 percent or $1.49/MCF to an average of $3.05/MCF for the quarter. Current quarter production volumes increased 8 percent as oil and gas production increased 27 percent and 4 percent, respectively, when compared to first quarter 1999 production volumes.

      Corresponding production costs per equivalent MCF increased 15 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 24 percent.

      Associated depreciation expense decreased 6 percent or $1,790 in 2000 compared to first quarter 1999.

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

      During 2000, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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

                                        SWIFT ENERGY INCOME
                                        PARTNERS 1986-D, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner

Date:     May 8, 2000        By:        /s/ John R. Alden
         --------------
                                        -----------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     May 8, 2000        By:        /s/ Alton D. Heckaman, Jr.
         --------------
                                        -----------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer